Form 10-K
period 1996-12-31
MORSERV INC
filed 1997-03-31
CIK 918643

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                                 ANNUAL REPORT


                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



                                  MORSERV, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


     For the fiscal year                               33-76724
     ended December 31, 1996                    Commission File Number


       Delaware                                        13-3784934
     ---------------                             -------------------
     (State or other                               (IRS Employer
     jurisdiction of                             Identification No.)
     incorporation)


     343 Thornall Street, Edison, New Jersey         08837
     ----------------------------------------        --------
     (Address of principal executives offices)        Zip Code


                                 (909) 205-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes: x   No:

All of the Registrant's voting stock is held by The Chase Manhattan Corporation. None of the Registrant's voting stock is held by non-affiliates.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

           This Annual Report is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

           Each Series of the Registrant's Multi-Class Mortgage Pass-Through Certificates, (the "Certificates"), represents the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of conventional one- to four-family fixed rate first-lien mortgage loans (the "Mortgage Loans").


                                       PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

           Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 14 hereof. The Issuer will file the report of its independent public accountants with respect to the servicing of the Certificates on Form 8-K when received.

Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings with respect to the Trust Fund, involving the Trust Fund, Norwest Bank, Minnesota, National Association, (the "Trustee") and The Chase Manhattan Bank (formerly "Chemical Bank") (the "Master Servicer") for Series 1996-1 and Citibank, N.A. (the "Trustee") and Chase Manhattan Mortgage Corporation
(the "Master Servicer") for Series 1996-2.


Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

           To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

           The records of the Trust indicate that as of December 31, 1996, there were six holders of record of the Certificates.

Item 6.    Selected Financial Data.

           Omitted.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           Omitted.

Item 8.    Financial Statements and Supplementary Data.

           Omitted.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

           None.

                                      PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

           As of December 31, 1996, there were the following beneficial owners with more than 5% of each class of each of Series of Certificates:

                                     Series 1996-1
                                     -------------

                         Class               number of 5% holders
                         -----               --------------------
                         A-1                           1
                         A-2                           1
                         A-3                           1
                         A-4                           3
                         A-5                           3
                         A-6                           3
                         A-P                           1
                         M                             1
                         B-1                           1
                         B-2                           1
                         B-3                           1
                         B-4                           1
                         B-5                           1

                                     Series 1996-2
                                     -------------

                         Class               number of 5% holders
                         -----               --------------------
                         IA-1                          1
                         IA-2                          1
                         IA-3                          1
                         IA-4                          1
                         IA-P                          1
                         IIA-1                         1
                         IIA-P                         1
                         M                             1
                         B-1                           1
                         B-2                           1
                         B-3                           1
                         B-4                           1
                         B-5                           1



Item 13.   Certain Relationships and Related Transactions.

           Omitted.

                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports of Form 8-K.

           (a) The following documents are filed as part of this Annual Report on Form 10-K: NONE.


      (b), (c), (d) Omitted.

                                     SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:  March 31, 1997

                                         MORSERV, INC.


                                         By:   /s/ Luke S. Hayden
                                               ------------------
                                         Name:  Luke S. Hayden
                                         Title: Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 31, 1997                  By:    /s/ Luke S. Hayden
                                       Name:  Luke S. Hayden
                                       Title: (Chairman)
                                              Chief Executive Officer



Date:  March 31, 1997                  By:    /s/ Samuel H. Cooper
                                       Name:  Samuel H. Cooper
                                       Title: (Director)
                                              President and Chief
                                              Operating Officer


Date:  March 31, 1997                  By:    /s/ Michael D. Katz
                                       Name:  Michael D. Katz
                                       Title: Director



Date:  March 31, 1997                  By:    Stephen Fortunato
                                       Name:  Stephen Fortunato
                                       Title: Treasurer
                                              (Chief Financial Officer)


SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS  FILED  PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.